Form 10-K405
period 1997-12-31
U S SHELTER CORP /DE/
filed 1998-06-26
CIK 728360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-12659

                            U.S. SHELTER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      57-0769881
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                               201 LAVINIA AVENUE
                              GREENVILLE, SC 29601
               (Address of principal executive office)(Zip code)

                                 (864) 242-6631
                        (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  ]    No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as reported on the over-the-counter bulletin board on May 5, 1998 was $1,798,901. The registrant had 9,629,793 shares of Common Stock outstanding as of May 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     U.S. Shelter Corporation (the "Company") was founded in 1972 to acquire and manage apartment properties for long-term investment purposes. The Company operated under private ownership from 1972 until 1979, when it became a publicly owned and traded company.

     During the latter part of the 1980's, the Company incurred losses in excess of $68,500,000 related to real estate partnerships, real estate development activities and the need to establish reserves for Malibu Savings Bank ("Malibu"), its savings and loan subsidiary. As a result, the Company had a negative net worth of approximately $38,800,000 at September 30, 1990 and was in default on all of its secured debt. In an effort to avoid the possible bankruptcy of the Company and the complete loss of each stockholder's investment in the Company, on July 23, 1990, the Company entered into a Management Agreement (the "Management Agreement") with Insignia Financial Group, Inc. ("Insignia"), and the Company, certain of its subsidiaries and Insignia entered into an Asset Purchase Option Agreement (the "Asset Agreement") on the same date. Under the Management Agreement, Insignia had the sole and exclusive authority to negotiate settlement and restructuring agreements with the Company's creditors pending Insignia's determination whether to exercise its option under the Asset Agreement to acquire substantially all of the Company's assets and assume specified liabilities of the Company. On December 31, 1990, the Company obtained stockholder approval and the Company completed the sale of substantially all its assets to Insignia. On January 11, 1991, the Office of Thrift Supervision ("OTS") declared Malibu insolvent, placed it in receivership, created a new Federal Mutual Savings Association to receive Malibu's assets, and appointed the Resolution Trust Company as conservator. The OTS indicated that Malibu was in an "unsafe and unsound condition" because of its negative tangible capital position and that "there was no prospect for replenishment of such capital without Federal assistance." On March 14, 1995 the Company was finally notified that it was relieved of any liability associated with Malibu.

     In approving the Asset Agreement, the stockholders approved the dissolution and liquidation of the Company. On November 27, 1991 a Certificate of Dissolution was filed with the Delaware Secretary of State. Although formally dissolved on this date, the Company continued to exist pursuant to the Delaware General Corporation Law for a period of three years to wind up its affairs. During this three-year winding up period, a number of claims were made against the Company. Because these matters could not be resolved during the three-year period, the Company has received from the Delaware Chancery Court extensions of the Company's existence. The Company is currently operating under the authority of an extension from the Chancery Court.

ITEM 2.  PROPERTIES

     The Company does not own any material physical properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has failed to file certain periodic reports required to be filed by it pursuant to applicable federal securities laws. The Company has notified the Division of Enforcement (the "Staff") of the Securities and Exchange Commission of this matter and is currently in settlement discussions with the Staff.

  Metropolitan Life Insurance Company v. Masonite Corporation, et al.

     The Company is one of several defendants named by Metropolitan Life Insurance Company ("MetLife") in an action instituted in July 1996 in the 15th Judicial Circuit, Palm Beach County, Florida. In the action, MetLife seeks unspecified damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and alleges breach of warranty against the Company based on allegedly defective work and improper materials. The action is currently in the discovery stage. The Company has denied the allegations of the complaint and is contesting the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded only sporadically in the over-the-counter market under the symbol "USSS." Transactions in the over-the-counter market generally reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the best available information of the range of high and low bid prices of the Company's Common Stock by quarter during 1996 and 1997. Because the Company's Common Stock is traded in the over-the-counter market, reliable trading information is difficult to obtain.

                  YEAR ENDED DECEMBER 31:                     HIGH    LOW
                  -----------------------                     ----    ----
1996
     First Quarter..........................................  1/32    1/32
     Second Quarter.........................................  1/16    1/32
     Third Quarter..........................................  1/16    1/32
     Fourth Quarter.........................................  1/16    1/32
1997
     First Quarter..........................................   1/8    1/32
     Second Quarter.........................................   N/A
     Third Quarter..........................................  1/32    1/32
     Fourth Quarter.........................................   1/8    1/32

     As of April 15, 1998 there were approximately 2,185 holders of record of the Company's Common Stock.

     The Company has not made any distributions to stockholders within the last two fiscal years. The Company does not intend to make any distributions to stockholders until the known claims against the Company are resolved or quantified insofar as the Company's maximum exposure is concerned.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Statements of Net Assets Data:
     Total Assets.......................................  $11,223,818   $11,319,406   $10,134,370
     Total Liabilities..................................    1,237,062     1,554,030     2,144,048
     Net Assets.........................................    9,986,756     9,765,376     7,990,322
Statements of Changes in Net Assets Data:
     Realized and Unrealized Gains on Sales of Common
       stock of Insignia Financial Group, Inc...........  $   221,380   $ 1,668,498   $ 4,878,751
     Other Income.......................................            0       106,556        19,309
     Changes in Net Assets..............................      221,380     1,775,054     4,898,060

Information prior to the year ended December 31, 1995 has been omitted from the above table of selected consolidated financial data as it has not been compiled by the Company. Prior to March 14, 1995, the Company was uncertain as to whether it would be relieved of liability in connection with the placement of Malibu into receivership by the OTS. See "Business."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

     As previously discussed, the Company sold substantially all of its assets to Insignia on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended December 31, 1997, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company's net assets in liquidation were $9,986,756 at December 31, 1997 compared to $9,765,376 at December 31, 1996, representing an increase in net assets of $221,380. This increase is primarily attributable to unrealized gains on Class A Common Stock of Insignia (the "Insignia Stock") held by the Company during 1997.

     Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. The Company's principal asset is Insignia Stock, of which the Company owned 471,864 shares at December 31, 1997 and 494,864 shares at December 31, 1996. The closing price per share of the Insignia Stock at December 31, 1997 and December 31, 1996 was $23 and $22.50, respectively. The Company recorded an unrealized gain on the Insignia Stock of $235,932 for the year ended December 31, 1997 compared to $1,608,308 for the year ended December 31, 1996. For financial reporting purposes, the Company adjusts its investment in Insignia Stock to market value at the end of each financial reporting period.

     The Company provided for estimated costs to liquidate effective beginning fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's net assets in liquidation were $9,765,376 at December 31, 1996 compared to $7,990,322 at December 31, 1995, representing an increase in net assets of $1,775,054. This increase is primarily attributable to unrealized gains on Insignia Stock held by the Company during 1996.

     The Company owned 494,864 shares of Insignia Stock at December 31, 1996 and 522,664 shares (adjusted to reflect a 2-for-1 stock split of Insignia Stock in January 1996) of Insignia Stock at December 31, 1995, and the closing price per share on such dates was $22.50 and $19.25, respectively (adjusted at December 31, 1995 to reflect the 2-for-1 stock split). The Company recorded an unrealized gain on the Insignia Stock of $1,608,308 for the year ended December 31, 1996 compared to $4,801,976 for the year ended December 31, 1995. For financial reporting purposes, the Company adjusts its investment in Insignia Stock to market value at the end of each financial reporting period.

     As previously discussed, the Company provided for estimated costs to liquidate effective beginning fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no short-term or long-term debt facilities available. Cash used to pay the costs of winding up and liquidation comes primarily from proceeds on the sale of Insignia Stock held by the Company. A claim against the Company is pending and another could be asserted against the Company. See "Legal Proceedings." No assurance can be given that such claims will be resolved in a manner favorable to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS

     See pages F-1 through F-7 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     William D. Richardson, age 58, is the sole director and President of the Company and has served the Company in these capacities since 1991. Mr. Richardson is an attorney in private practice and has been so for more than the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

     William D. Richardson, the sole director and President of the Company, received $60,000 from the Company during the year ended December 31, 1997 as compensation for his services and for the use of his business office by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998, certain information with respect to (i) the persons known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock and
(ii) the number of shares owned by the sole director and President of the Company. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the Company's Common Stock owned by them and beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

                   NAME AND ADDRESS OF                      TOTAL NUMBER OF SHARES        PERCENT OF
                     BENEFICIAL OWNER                         BENEFICIALLY OWNED            CLASS
                   -------------------                      ----------------------        ----------
N. Barton Tuck, Jr........................................        1,000,135                 10.4%
237 Providence Square
Greenville, SC 29615
Edmund B. Cronin, Jr......................................          607,807                  6.3%
3040 Williams Drive
Fairfax, VA 22031
Charles C. Mickel Custodian,..............................          523,123                  5.4%
Charles Clark Mickel, Jr.
714 Crescent Avenue
Greenville, SC 29601
William D. Richardson.....................................           10,000                     *
201 Lavinia Avenue
Greenville, SC 29601

---------------

* Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William D. Richardson, the sole director and President of the Company, received $60,000 from the Company during the year ended December 31, 1997 as compensation for his services and for the use of his business office by the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) List of Financial Statements.

        See Table of Contents to Financial Statements set forth herein at page F-1.

     (a)(3) List of Exhibits.

          21  Subsidiaries of the Registrant.

          27  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1998.
                                          U.S. SHELTER CORPORATION

                                                /s/ WILLIAM D. RICHARDSON
                                          --------------------------------------
                                                  William D. Richardson
                                               Sole Director and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                       DATE
                      ---------                                      -----                       ----

              /s/ WILLIAM D. RICHARDSON                  Sole Director and President*        June 26, 1998
-----------------------------------------------------
                William D. Richardson

* There are no officers of the registrant other than the President.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORT................................    F-2

CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis):
  Consolidated Statements of Net Assets in Liquidation as of
     December 31, 1997 and 1996.............................    F-3
  Consolidated Statements of Changes in Net Assets in
     Liquidation for the Years Ended December 31, 1997, 1996
     and 1995...............................................    F-4
  Notes to Consolidated Financial Statements................    F-5

                          INDEPENDENT AUDITORS' REPORT

To the Director and Shareholders of
  U.S. Shelter Corporation:

     We have audited the accompanying consolidated statements of net assets in liquidation of U.S. Shelter Corporation and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation which was executed by the State of Delaware on November 27, 1991. As a result, the Company changed its basis of accounting from the going-concern basis to the liquidation basis effective November 27, 1991.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 1997 and 1996, and the changes in its net assets in liquidation for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

     As discussed in Notes 2 and 5 to the consolidated financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts that creditors agree to accept in settlement of the obligations due them may differ materially from the amounts shown in the accompanying consolidated financial statements.

Deloitte & Touche LLP
Greenville, South Carolina

May 28, 1998

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                           DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
ASSETS
INVESTMENT IN COMMON STOCK OF INSIGNIA FINANCIAL GROUP, INC.
  (NOTE 3)..................................................  $10,852,872    $11,134,440
CASH........................................................      370,946        159,733
PROPERTY HELD FOR SALE (NOTE 4).............................           --         25,233
                                                              -----------    -----------

TOTAL ASSETS................................................   11,223,818     11,319,406
                                                              -----------    -----------

LIABILITIES
ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED
  LIABILITIES (NOTE 5)......................................      937,062      1,254,030
TAXES PAYABLE (NOTE 6)......................................      300,000        300,000
                                                              -----------    -----------

TOTAL LIABILITIES...........................................    1,237,062      1,554,030
                                                              -----------    -----------

CONTINGENCIES AND LITIGATION (NOTE 7)

NET ASSETS IN LIQUIDATION...................................  $ 9,986,756    $ 9,765,376
                                                              ===========    ===========

See notes to consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997          1996          1995
                                                         ----------    ----------    ----------
NET ASSETS IN LIQUIDATION AS OF JANUARY 1..............  $9,765,376    $7,990,322    $3,092,262
                                                         ----------    ----------    ----------

CHANGES DURING THE YEAR:
  Realized gain (loss) on sale of common stock of
     Insignia Financial Group, Inc.....................     (14,552)       60,190        76,775
  Unrealized gain on common stock of Insignia Financial
     Group, Inc........................................     235,932     1,608,308     4,801,976
  Other income.........................................          --       106,556        19,309
                                                         ----------    ----------    ----------
       Net changes during the year.....................     221,380     1,775,054     4,898,060
                                                         ----------    ----------    ----------

NET ASSETS IN LIQUIDATION AS OF DECEMBER 31............  $9,986,756    $9,765,376    $7,990,322
                                                         ==========    ==========    ==========

See notes to consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (LIQUIDATION BASIS)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. OPERATIONS PRIOR TO PLAN OF LIQUIDATION AND THE COMPANY'S PLAN OF LIQUIDATION

     Prior to the sale of substantially all of the Company's operating assets and the plan of liquidation, the Company operated in three segments: property management and leasing, mortgage banking, and real estate interests. The property management and leasing segment managed apartment complexes and managed and leased commercial properties. The mortgage banking segment originated loans on commercial properties. The real estate interests segment sold real estate owned by the Company, held mortgage loans issued in connection with sales of properties, and served as a general partner in partnerships organized by the Company.

     On December 31, 1990, the Company obtained shareholder approval and the Company completed the sale of substantially all of its assets (except Malibu Savings Bank, a wholly-owned subsidiary of the Company) to Insignia Financial Group, Inc. ("Insignia"). On November 27, 1991, the Company filed a certificate of dissolution with the Secretary of the State of Delaware. The Delaware Chancery Court ordered the Company's existence to continue for the sole purpose of winding up its affairs, including the prosecution and defense of suits by or against it, the discharge of its liabilities and the distribution to its shareholders of any remaining assets.

     On January 11, 1991, the Office of Thrift Supervision declared Malibu Savings Bank insolvent, placed it into receivership, and appointed the Resolution Trust Company ("RTC") as conservator. Accordingly, Malibu Savings Bank ceased to exist as a subsidiary of the Company.

     Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a partial distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court. These conditions are:
(1) the contingent liability, if any, for the MetLife matter (see Note 7) can be quantified and the amount of such contingent liability, if any, is approved by the Court; (2) resolution with the Securities and Exchange Commission ("SEC") occurs (see Note 7); (3) resolution of certain other liabilities, including certain state and local taxes payable, occurs (see Note 6); and (4) any other matters required to be accomplished by the Delaware Chancery Court prior to the partial distribution. Upon approval by the Delaware Chancery Court, all additional assets, if any, will be distributed to shareholders. There were no distributions to shareholders under the plan of liquidation in the three years ended December 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Shelter Corporation and its wholly-owned subsidiary, Tandem Development, Inc. All significant intercompany balances and transactions have been eliminated.

     Basis of Presentation and Use of Estimates -- As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the three years ended December 31, 1997 have been charged to the liability account, Estimated Costs During Period of Liquidation, that was established upon adoption of the liquidation basis of accounting. Estimated future costs to be incurred until liquidation will also be charged to this liability account.

     As a result of the change in the Company's basis of accounting from the going-concern basis to the liquidation basis, assets in all years have been valued at estimated net realizable value, and liabilities in all years have been reflected at their estimated settlement amounts including estimated costs to be incurred during the

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

period of liquidation. The valuation of assets and liabilities is based on management's estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. There are a number of important factors which could cause actual results to differ from the estimates, including the settlement amount of claims and other liabilities to be paid in the liquidation, the amounts to be received for assets which have not yet been sold, and the time period and actual costs necessary to complete the plan of liquidation.

3. INVESTMENT IN COMMON STOCK OF INSIGNIA FINANCIAL GROUP, INC.

     The Company's investment in the class A common stock of Insignia is carried at its estimated market value determined based on closing market prices as reported by the New York Stock Exchange.

     The Company owned 471,864 shares and 494,864 shares of Insignia common stock at December 31, 1997 and 1996, respectively. The closing market price of the Insignia common stock was $23 per share and $22.50 per share at December 31, 1997 and 1996, respectively.

     Realized and unrealized gains and losses are included in the accompanying consolidated statements of changes in net assets in liquidation. No dividends were paid or declared by Insignia during the three years ended December 31, 1997.

4. PROPERTY HELD FOR SALE

     Property held for sale represented six vacant lots in Summerville, South Carolina which were sold in 1997. The property was accounted for at its net realizable value.

5. ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

     The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The remaining estimated costs to liquidate at December 31, 1997 represent known liabilities and legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in disposing of the remaining assets and settling certain legal matters (see Note 7).

6. TAXES PAYABLE

     Taxes payable provided prior to 1995 consist of the following at December 31, 1997 and 1996:

Federal income taxes payable................................    $200,000
State and local taxes payable...............................     100,000
                                                                --------
     Total..................................................    $300,000
                                                                ========

     The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investment in the common stock of Insignia.

     The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

     No other provisions have been made for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.8 million for Federal purposes and $14.9 million for state purposes at December 31, 1997. These net operating loss carryforwards are available to offset future income, with

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.

7. CONTINGENCIES AND LITIGATION

     The Company is one of several defendants in a lawsuit filed by Metropolitan Life Insurance Company ("MetLife"). In the action, MetLife seeks damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and claims breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and is in the early stages of discovery. The Company has denied the allegations of the complaint and is contesting the matter. The Company is not able to determine the ultimate outcome of this litigation and, accordingly, no amounts have been provided in the accompanying financial statements for this matter.

     The Company has failed to file periodic reports required to be filed with the SEC by Section 13(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. On March 3, 1998, the Company notified the SEC's Division of Enforcement regarding its failure to file required periodic reports, explaining the reasons therefor and seeking relief from any actions that may be brought by the SEC against the Company. The Company is in settlement discussions with the SEC and is unable to determine what action, if any, the SEC will take against the Company.

8. COMMON STOCK OF THE COMPANY

     As described in Note 1, the Company has adopted the liquidation basis of accounting. Accordingly, the presentation of per share data in the accompanying consolidated statements of changes in net assets in liquidation has been omitted.

     For all periods presented, the Company had 20,000,000 authorized shares of common stock, $1 par value and 9,629,793 shares of common stock issued and outstanding.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
     21       Subsidiaries of the Registrant.
     27       Financial Data Schedule.