Form 10-Q
period 1998-03-31
U S SHELTER CORP /DE/
filed 1998-06-26
CIK 728360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

================================================================================

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                               MARCH 31,       DECEMBER 31,
                                                                 1998              1997
                                                              -----------      ------------
                                                              (UNAUDITED)
ASSETS
Investment in common stock of Insignia Financial Group, Inc.
  (Note 3)..................................................  $11,796,600      $10,852,872
Cash........................................................      306,053          370,946
                                                              -----------      -----------
          Total Assets......................................   12,102,653       11,223,818
                                                              -----------      -----------

LIABILITIES
Estimated costs during period of liquidation and accrued
  liabilities (Note 4)......................................      872,169          937,062
Taxes payable (Note 5)......................................      320,000          300,000
                                                              -----------      -----------
          Total Liabilities.................................    1,192,169        1,237,062
                                                              -----------      -----------

Contingencies and Litigation (Note 6)
NET ASSETS IN LIQUIDATION...................................  $10,910,484      $ 9,986,756
                                                              ===========      ===========

See notes to unaudited condensed consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                 1998             1997
                                                              -----------      ----------
Net Assets in Liquidation as of January 1...................  $ 9,986,756      $9,765,376
                                                              -----------      ----------
Changes during the period:
  Realized loss on sale of common stock of Insignia
     Financial Group, Inc...................................           --         (14,552)
  Unrealized gain (loss) on common stock of Insignia
     Financial Group, Inc...................................      943,728      (2,123,388)
  Federal income tax (expense) benefit......................      (20,000)         45,000
                                                              -----------      ----------
     Net changes during the period..........................      923,728      (2,092,940)
                                                              -----------      ----------
Net Assets in Liquidation as of March 31....................  $10,910,484      $7,672,436
                                                              ===========      ==========

See notes to unaudited condensed consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (LIQUIDATION BASIS)
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

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

     Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a partial distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court. These conditions are:
(1) the contingent liability, if any, for the MetLife matter (see Note 6) can be quantified and the amount of such contingent liability, if any, is approved by the Court, (2) resolution with the Securities and Exchange Commission ("SEC") occurs (see Note 6), (3) resolution of certain other liabilities, including certain state and local taxes payable occurs (see Note 5), and (4) any other matters required to be accomplished by the Delaware Chancery Court prior to the partial distribution. Upon approval by the Delaware Chancery Court, all additional assets, if any, will be distributed to shareholders. There were no distributions to shareholders under the plan of liquidation in the three months ended March 31, 1998 and 1997, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Use of Estimates -- The accompanying consolidated financial statements include the accounts of U.S. Shelter Corporation and its wholly-owned subsidiary, Tandem Development, Inc. All significant intercompany balances and transactions have been eliminated.

     As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the three months ended March 31, 1998 and 1997, respectively, have been charged to the liability account, Estimated Costs During Period of Liquidation, that was established upon adoption of the liquidation basis of accounting. Estimated future costs to be incurred until liquidation will also be charged to this liability account.

     As a result of the change in the Company's basis of accounting from the going-concern basis to the liquidation basis, assets have been valued at estimated net realizable value, and liabilities have been reflected at their estimated settlement amounts including estimated costs to be incurred during the period of liquidation. The valuation of assets and liabilities is based on management's estimates and assumptions as of the date of the

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. There are a number of important factors which could cause actual results to differ from the estimates, including the settlement amount of claims and other liabilities to be paid in the liquidation, the amounts to be received for assets which have not yet been sold, and the time period and actual costs necessary to complete the plan of liquidation.

     The interim financial data as of and for the three months ended March 31, 1998 and 1997, are unaudited and are presented on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal, recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audit report.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as well as the other information included in the Company's annual report filed on Form 10-K. The consolidated statements of changes in net assets in liquidation for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1998 or any other interim period.

3. INVESTMENT IN COMMON STOCK OF INSIGNIA FINANCIAL GROUP, INC.

     The Company's investment in the class A common stock of Insignia is carried at its estimated market value determined based on closing market prices as reported by the New York Stock Exchange.

     The Company owned 471,864 shares of Insignia common stock at March 31, 1998 and December 31, 1997. The closing market price of the Insignia common stock was $25 per share and $23 per share at March 31, 1998 and December 31, 1997, respectively.

     Realized and unrealized gains and losses are included in the accompanying consolidated statements of changes in net assets in liquidation.

4. ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

     The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The remaining estimated costs to liquidate at March 31, 1998 and December 31, 1997, represent known liabilities and legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in disposing of the remaining assets and settling certain legal matters (see Note
6).

5. TAXES PAYABLE

     Taxes payable consist of the following:

                                                             MARCH 31,      DECEMBER 31,
                                                               1998             1997
                                                             ---------      ------------
Federal Income taxes payable...............................  $220,000         $200,000
State and local taxes payable..............................   100,000          100,000
                                                             --------         --------
     Total.................................................  $320,000          300,000
                                                             ========         ========

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

     The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investment in the common stock of Insignia.

     The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

     No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.8 million for Federal purposes and $14.9 million for state purposes at March 31, 1998 and December 31, 1997. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.

6. CONTINGENCIES AND LITIGATION

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

7. COMMON STOCK OF THE COMPANY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

     The Company sold substantially all of its assets to Insignia Financial Group, Inc. on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended March 31, 1998, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

  Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     The Company's net assets in liquidation were $10,910,484 at March 31, 1998 compared to $9,986,756 at December 31, 1997, representing an increase in net assets of $923,728. This increase is primarily attributable to unrealized gains on Class A Common Stock of Insignia (the "Insignia Stock") held by the Company.

     Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. The Company's principal asset is Insignia Stock, of which the Company owned 471,864 shares at March 31, 1998 and at December 31, 1997. The closing price per share of the Insignia Stock at March 31, 1998 and December 31, 1997 was $25 and $23, respectively. The Company recorded an unrealized gain on the Insignia Stock of $943,728 for the quarter ended March 31, 1998 compared to an unrealized loss of $2,123,388 for the quarter ended March 31, 1997. For financial reporting purposes, the Company adjusts its investment in Insignia Stock to market value at the end of each financial reporting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in derivative financial instruments.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company has failed to file certain periodic reports required to be filed by it pursuant to applicable federal securities laws. The Company has notified the Division of Enforcement (the "Staff") of the Securities and Exchange Commission of this matter and is currently in settlement discussions with the Staff.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

          27  Financial Data Schedule.

     (b) Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 26, 1998.

                                          U.S. SHELTER CORPORATION

                                          By:    /s/ WILLIAM D. RICHARDSON
                                            ------------------------------------
                                                   William D. Richardson
                                                Sole Director and President*

---------------

* There are no officers of the registrant other than the President.