Form 10-Q
period 1998-06-30
U S SHELTER CORP /DE/
filed 1998-08-14
CIK 728360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The registrant had 9,629,793 shares of Common Stock outstanding as of August 5, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                               JUNE 30,        DECEMBER 31,
                                                                 1998            1997 (1)
                                                              -----------      ------------
                                                              (UNAUDITED)
ASSETS
Investment in common stock of Insignia Financial Group, Inc.
  (Note 3)..................................................  $11,487,168      $10,852,872
Cash........................................................       29,120          370,946
                                                              -----------      -----------
          Total Assets......................................   11,516,288       11,223,818
                                                              -----------      -----------

LIABILITIES
Estimated costs during period of liquidation and accrued
  liabilities (Note 4)......................................      521,107          937,062
Taxes payable (Note 5)......................................      320,000          300,000
                                                              -----------      -----------
          Total Liabilities.................................      841,107        1,237,062
                                                              -----------      -----------

Contingencies and Litigation (Note 6)

NET ASSETS IN LIQUIDATION...................................  $10,675,181      $ 9,986,756
                                                              ===========      ===========

(1) Derived from December 31, 1997 audited consolidated financial statements.

See notes to unaudited condensed consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
             THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                 1998             1997
                                                              -----------      ----------
Net Assets in Liquidation as of April 1.....................  $10,910,484      $7,672,436
                                                              -----------      ----------
Changes during the period:
  Realized loss on sale of common stock of Insignia
     Financial Group, Inc...................................         (871)             --
  Unrealized gain (loss) on common stock of Insignia
     Financial Group, Inc...................................     (234,432)         58,983
                                                              -----------      ----------
     Net changes during the period..........................     (235,303)         58,983
                                                              -----------      ----------
Net Assets in Liquidation as of June 30.....................  $10,675,181      $7,731,419
                                                              ===========      ==========

See notes to unaudited condensed consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                 1998             1997
                                                              -----------      -----------
Net Assets in Liquidation as of January 1...................  $ 9,986,756      $ 9,765,376
                                                              -----------      -----------
Changes during the period:
  Realized loss on sale of common stock of Insignia
     Financial Group, Inc...................................         (871)         (14,552)
  Unrealized gain (loss) on common stock of Insignia
     Financial Group, Inc...................................      709,296       (2,064,405)
  Federal income tax (expense) benefit......................      (20,000)          45,000
                                                              -----------      -----------
     Net changes during the period..........................      688,425       (2,033,957)
                                                              -----------      -----------
Net Assets in Liquidation as of June 30.....................  $10,675,181      $ 7,731,419
                                                              ===========      ===========

See notes to unaudited condensed consolidated financial statements.

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (LIQUIDATION BASIS)
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

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

     Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a partial distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court. These conditions are:
(1) the contingent liability, if any, for the MetLife matter (see Note 6) can be quantified and the amount of such contingent liability, if any, is approved by the Court, (2) resolution with the Securities and Exchange Commission ("SEC") occurs (see Note 6), (3) resolution of certain other liabilities, including certain state and local taxes payable (see Note 5), occurs, and (4) any other matters required to be accomplished by the Delaware Chancery Court prior to the partial distribution. Upon approval by the Delaware Chancery Court, all additional assets, if any, will be distributed to shareholders. There have been no distributions to shareholders under the plan of liquidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Use of Estimates -- The accompanying consolidated financial statements include the accounts of U.S. Shelter Corporation and its wholly-owned subsidiary, Tandem Development, Inc. All significant intercompany balances and transactions have been eliminated.

     As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the six months ended June 30, 1998 and 1997, respectively, have been charged to the liability account, estimated costs during period of liquidation, that was established upon adoption of the liquidation basis of accounting. Estimated future costs to be incurred until liquidation will also be charged to this liability account.

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

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

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

     The interim financial data as of and for the six months ended June 30, 1998 and 1997, are unaudited and are presented on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal, recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audit report.

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

     The Company owned 468,864 and 471,864 shares of Insignia common stock at June 30, 1998 and December 31, 1997. The closing market price of the Insignia common stock was $24.50 per share and $23 per share at June 30, 1998 and December 31, 1997, respectively.

     Realized and unrealized gains and losses are included in the accompanying consolidated statements of changes in net assets in liquidation.

4. ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

     The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The remaining estimated costs to liquidate at June 30, 1998 and December 31, 1997, represent known liabilities and estimated legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in settling certain legal matters (see Note 6) and disposing of the remaining assets.

5. TAXES PAYABLE

     Taxes payable consist of the following:

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                             --------      ------------
Federal income taxes payable...............................  $220,000        $200,000
State and local taxes payable..............................   100,000         100,000
                                                             --------        --------
                                                             $320,000         300,000
                                                             ========        ========

                    U.S. SHELTER CORPORATION AND SUBSIDIARY

                              (LIQUIDATION BASIS)
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

     The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investment in the common stock of Insignia.

     The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

     No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.8 million for Federal purposes and $14.9 million for state purposes at June 30, 1998 and December 31, 1997. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.

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

     The Company has failed to file periodic reports required to be filed with the SEC by Section 13(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. On March 3, 1998, the Company notified the SEC's Division of Enforcement regarding its failure to file required periodic reports, explaining the reasons therefor and seeking relief from any actions that may be brought by the SEC against the Company. In a letter dated July 14, 1998, the SEC's Division of Enforcement has stated that, at this time, it does not expect to recommend an enforcement action to the SEC with respect to the Company's failure to file the periodic reports. The Company is unable to determine what action, if any, the SEC may take against the Company in the future.

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

     The Company sold substantially all of its assets to Insignia Financial Group, Inc. on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended June 30, 1998, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

  Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. The Company's principal asset is Insignia Stock, of which the Company owned 468,864 shares at June 30, 1998 and 471,864 shares at March 31, 1998. The closing price per share of the Insignia Stock at June 30, 1998 and March 31, 1998, was $24.50 and $25, respectively. The Company owned 471,864 shares at June 30, 1997 and March 31, 1997. The closing price per share of the Insignia Stock at June 30, 1997 and March 31, 1997, was $18.125 and $18, respectively. As a result, the Company recorded an unrealized loss of $234,432 for the quarter ended June 30, 1998 compared to an unrealized gain of $58,983 for the quarter ended June 30, 1997. For financial reporting purposes, the Company adjusts its investment in Insignia Stock to market value at the end of each financial reporting period.

     The Company provided for estimated costs to liquidate effective beginning fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability.

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     The Company's net assets in liquidation were $10,675,181 at June 30, 1998 compared to $9,986,756 at December 31, 1997, representing an increase in net assets of $688,425. This increase is primarily attributable to unrealized gains on Class A Common Stock of Insignia (the "Insignia Stock") held by the Company.

     Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. The Company's principal asset is Insignia Stock, of which the Company owned 468,864 shares at June 30, 1998 and 471,864 shares at December 31, 1997. The closing price per share of the Insignia Stock at June 30, 1998 and December 31, 1997 was $24.50 and $23, respectively. The Company recorded an unrealized gain on the Insignia Stock of $709,296 for the six months ended June 30, 1998 compared to an unrealized loss of $2,064,405 for the six months ended June 30, 1997. For financial reporting purposes, the Company adjusts its investment in Insignia Stock to market value at the end of each financial reporting period.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company has failed to file certain periodic reports required to be filed by it pursuant to applicable federal securities laws. The Company notified the Division of Enforcement (the "Staff") of the Securities and Exchange Commission ("SEC") of this matter. In a letter dated July 14, 1998, the Staff stated that, at this time, it does not expect to recommend an enforcement action to the SEC with respect to the Company's failure to file the required periodic reports.

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