Form 10-Q
period 1998-09-30
U S SHELTER CORP /DE/
filed 1998-11-16
CIK 728360

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     The registrant had 9,629,793 shares of Common Stock outstanding as of November 16, 1998.


================================================================================

                                     PART I

Item 1.  Financial Statements

U.S. SHELTER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                          September 30,       December 31,
                                                               1998               1997
ASSETS                                                     (unaudited)             (1)

  Investment in common stock of Insignia
      Financial Group, Inc. - Class A New (Note 3)         $ 4,600,407                --
  Investment in common stock of Insignia/ESG
      Holdings, Inc. (Note 3)                                3,571,613                --
  Investment in common stock of Insignia
      Financial Group, Inc. - Class A (Note 3)                    --           $10,852,872
  Cash                                                          13,914             370,946
                                                           -----------         -----------
          Total Assets                                       8,185,934          11,223,818
                                                           -----------         -----------


LIABILITIES

  Estimated costs during period of liquidation
      and accrued liabilities (Note 4)                         599,989             937,062
  Taxes payable (Note 5)                                       255,000             300,000
                                                           -----------         -----------
          Total Liabilities                                    854,989           1,237,062
                                                           -----------         -----------

  Contingencies and Litigation (Note 6)

NET ASSETS IN LIQUIDATION                                  $ 7,330,945         $ 9,986,756
                                                           ===========         ===========


(1) Derived from December 31, 1997 audited consolidated financial statements.



See notes to unaudited condensed consolidated financial statements.

U.S. SHELTER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


                                                        1998                1997

Net Assets in Liquidation as of July 1              $ 10,675,181        $  7,731,419
                                                    ------------        ------------

Changes during the period:

    Realized loss on sale of common stock                 (3,087)               --

    Unrealized gain (loss) on common stock            (3,241,649)            943,728

    Increase in estimated costs during period of
      liquidation and accrued liabilities               (164,500)               --

    Federal income tax benefit (expense)                  65,000             (20,000)
                                                    ------------        ------------


      Net changes during the period                   (3,344,236)            923,728
                                                    ------------        ------------

Net Assets in Liquidation as of September 30        $  7,330,945        $  8,655,147
                                                    ============        ============




See notes to unaudited condensed consolidated financial statements.

U.S. SHELTER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


                                                             1998                 1997

Net Assets in Liquidation as of January 1                $ 9,986,756          $ 9,765,376
                                                         -----------          -----------

Changes during the period:

    Realized loss on sale of common stock                     (3,958)             (14,552)

    Unrealized loss on common stock                       (2,532,353)          (1,120,677)

    Increase in estimated costs during period of
      liquidation and accrued liabilities                   (164,500)                --

    Federal income tax benefit                                45,000               25,000
                                                         -----------          -----------

      Net changes during the period                       (2,655,811)          (1,110,229)
                                                         -----------          -----------

Net Assets in Liquidation as of September 30             $ 7,330,945          $ 8,655,147
                                                         ===========          ===========


See notes to unaudited condensed consolidated financial statements.

U.S. SHELTER CORPORATION AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


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

      Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991. The Company intends to partially distribute funds to shareholders if the Delaware Chancery Court approves and if the following conditions are met: (1) the contingent liability, if any, for the Metlife matter (see Note 6) can be quantified and the amount of such contingent liability, if any, is approved by the Court, (2) resolution of certain other liabilities, including certain state and local taxes payable occurs (see Note 5), and (3) any other matters required to be accomplished by the Delaware Chancery Court prior to the partial distribution. Upon approval by the Delaware Chancery Court, all additional assets, if any, will be distributed to shareholders. There have been no distributions to shareholders under the plan of liquidation.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Use of Estimates - The accompanying consolidated financial statements include the accounts of U.S. Shelter Corporation and its wholly-owned subsidiary, Tandem Development, Inc. All significant intercompany balances and transactions have been eliminated.

      As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the nine months ended September 30, 1998 and 1997, respectively, have been charged to the liability account, estimated costs during period of liquidation, that was established upon adoption of the liquidation basis of accounting. During the three months ended September 30, 1998, a provision for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation.

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

      The interim financial data as of and for the nine months ended September 30, 1998 and 1997, are unaudited and are presented on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal, recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as well as the other information included in the Company's annual report filed on Form 10-K. The consolidated statements of changes in net assets in liquidation for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any other interim period.


3.    INVESTMENTS

      In September 1998, as a result of the proposed merger of the residential property management operations of Insignia with Apartment Investment and Management Company ("AIMCO"), Insignia shareholders approved the spin-off and distribution by Insignia to its stockholders of all of the outstanding common stock of Insignia/ESG Holdings, Inc., a subsidiary of Insignia ("Holdings"). Holdings includes primarily the commercial real estate service, residential brokerage, and mortgage banking operations of Insignia. As a result of this distribution, each holder of shares of Class A common stock of Insignia received two shares of Holdings common stock for each three shares of Insignia common stock held. The shares of Insignia common stock continued to represent issued and outstanding shares of Insignia common stock ("Class A New common stock").

      As of September 30, 1998, after reflecting the results of the above distribution, the Company's investments consisted of 465,864 shares of Insignia Class A New common stock at $9.88 per share and 310,575 shares of Holdings common stock at $11.50 per share. At December 31, 1997, the Company held 471,864 shares of Insignia Class A common stock at $23 per share. These investments are carried at estimated market value determined based on closing market prices as reported on open stock exchanges.

      In October 1998, Insignia completed its merger with AIMCO, and on October 7, 1998, shareholders of Insignia Class A new common stock received AIMCO preferred convertible Class E shares in exchange for shares of Insignia Class A New common stock at a rate of approximately 0.262 AIMCO preferred convertible Class E shares per share of Insignia Class A New common stock. The Company therefore received approximately 122,050 shares of AIMCO preferred stock at that time. The market price of AIMCO preferred shares was $35 per share on October 7, 1998, based on closing market prices as reported on an open stock exchange.

      Realized and unrealized gains and losses are included in the accompanying consolidated statements of changes in net assets in liquidation.


4.    ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

      The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The remaining estimated costs to liquidate at September 30, 1998 and December 31, 1997, represent known liabilities and estimated legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in settling certain legal matters (see Note 6) and disposing of the remaining assets. During the three months ended September 30, 1998, a provision for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation.


5.    TAXES PAYABLE

      Taxes payable consist of the following:

                                          September 30,    December 31,
                                              1998             1997
                                            --------         --------
      Federal income taxes payable          $155,000         $200,000
      State and local taxes payable          100,000          100,000
                                            --------         --------
                                            $255,000         $300,000
                                            ========         ========

      The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investments in the common stock of Insignia Financial Group, Inc. - Class A New and Insignia/ESG Holdings, Inc.

      The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

      No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.9 million for Federal and state purposes at September 30, 1998 and December 31, 1997. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.


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


                                    ********

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

      The Company sold substantially all of its assets to Insignia Financial Group, Inc. on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended September 30, 1998, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

      Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. As described in Note 3 to the unaudited condensed consolidated financial statements, as a result of a proposed merger involving Insignia Financial Group, Inc. ("Insignia") and a spin-off and distribution of shares of its common stock (including shares distributed to the Company) in September 1998, the Company's investment in the common stock of Insignia is represented at September 30, 1998 as investments in the common stock of Insignia Financial Group, Inc. - Class A New and in the common stock of Insignia/ESG Holdings, Inc. At September 30, 1998, the Company's principal assets are 465,864 shares of Insignia Class A New common stock and 310,575 shares of Insignia/ESG Holdings, Inc. common stock. The closing prices of these shares were $9.88 per share and $11.50 per share, respectively, at that date. At June 30, 1998, the Company owned 468,864 shares of Insignia Class A common stock at a price of $24.50 per share. The Company owned 471,864 shares of Insignia Class A common stock at September 30, 1997 and June 30, 1997. The closing price per share of this stock at September 30, 1997 and June 30, 1997, was $20.125 and $18.125, respectively. As a result of these changes in investment values, the Company recorded an unrealized loss of $3,241,649 for the quarter ended September 30, 1998 compared to an unrealized gain of $943,728 for the quarter ended September 30, 1997. For financial reporting purposes, the Company adjusts its investments in stocks to market value at the end of each financial reporting period.

      The Company provided for estimated costs to liquidate effective beginning in fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability. During the three months ended September 30, 1998, a provision for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      The Company's net assets in liquidation were $7,330,945 at September 30, 1998 compared to $9,986,756 at December 31, 1997, representing a decrease in net assets of $2,655,811. This decrease is primarily attributable to unrealized losses on investments held by the Company since December 31, 1997.

      Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. As described in Note 3 to the unaudited condensed consolidated financial statements, as a result of a proposed merger involving Insignia Financial Group, Inc. ("Insignia") and a spin-off and distribution of shares of its common stock (including shares distributed to the Company) in September 1998, the Company's investment in the common stock of Insignia is represented at September 30, 1998 as investments in the common stock of Insignia Financial Group, Inc. -

Class A New and in the common stock of Insignia/ESG Holdings, Inc. At September 30, 1998, the Company's principal assets are 465,864 shares of Insignia Class A New common stock and 310,575 shares of Insignia/ESG Holdings, Inc. common stock. The closing prices of these shares were $9.88 per share and $11.50 per share, respectively, at that date. At December 31, 1997, the Company owned 471,864 shares of Insignia Class A common stock at a price of $23 per share. As a result of this change in investment values, the Company recorded an unrealized loss of $2,532,353 for the nine months ended September 30, 1998 compared to an unrealized loss of $1,120,677 for the nine months ended September 30, 1997. For financial reporting purposes, the Company adjusts its investments in stocks to market value at the end of each financial reporting period.

      The Company provided for estimated costs to liquidate effective beginning fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability. During the nine months ended September 30, 1998, a provision for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has no short-term or long-term debt facilities available. Cash used to pay the costs of winding up and liquidation comes primarily from proceeds on the sale of investments held by the Company. A lawsuit against the Company is pending. No assurance can be given that such lawsuit will be resolved in a manner favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company does not invest in derivative financial instruments.


                                     PART II

Item 1. Legal Proceeding

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

            27    Financial Data Schedule.

      (b) Reports on Form 8-K.

            Not applicable.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 16, 1998.

                                        U.S. SHELTER CORPORATION


                                        By: /s/ William D. Richardson
                                            ---------------------------------
                                                William D. Richardson
                                                Sole Director and President*


* There are no officers of the registrant other than the President.