Form 10-K405
period 1998-12-31
U S SHELTER CORP /DE/
filed 1999-03-30
CIK 728360

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the transition period from _________ to __________


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

                           Common Stock, $1 par value


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as reported on the over-the-counter bulletin board on March 22, 1999 was $2,106,517. The registrant had 9,629,793 shares of Common Stock outstanding as of March 22, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                      None




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

Item 3.  Legal Proceedings

Metropolitan Life Insurance Company v. Masonite Corporation, et al.

         The Company was one of several defendants in a lawsuit named by Metropolitan Life Insurance Company ("MetLife"). In the action Metlife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, Metlife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled during March, 1999. The Company recorded a provision of $625,000 for the settlement of this matter during the year ended December 31, 1998, offset by a reduction in estimated legal fees of $215,000 to defend the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Common Stock is traded only sporadically in the over-the-counter market under the symbol "USSS." Transactions in the over-the-counter market generally reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the best available information of the range of high and low bid prices of the Company's Common Stock by quarter during 1997 and 1998. Because the Company's Common Stock is traded in the over-the-counter market, reliable trading information is difficult to obtain.

Year Ended December 31:                    High           Low
-----------------------                    ----           ---

1997
     First Quarter                         1/8            1/32
     Second Quarter                        N/A
     Third Quarter                         1/32           1/32
     Fourth Quarter                        1/8            1/32

1998
     First Quarter                         5/8            5/32
     Second Quarter                        7/32           5/32
     Third Quarter                         7/32           3/16
     Fourth Quarter                        1/4            7/32


         As of March 22, 1999 there were approximately 2,146 holders of record of the Company's Common Stock.

         The Company has not made any distributions to stockholders within the last three fiscal years. The Company does not intend to make any distributions to stockholders until the known claims against the Company are resolved, or until an amount is placed into an escrow account for settlement of such liabilities.


Item 6.  Selected Consolidated Financial Data

         The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K, except data as of December 31, 1996 and 1995, and data for the year ended December 31, 1995, which was derived from audited consolidated financial statements of the Company not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

                                                    Year Ended December 31,
                                      1998            1997            1996            1995
                                   ----------------------------------------------------------
Statements of Net Assets Data:
Total Assets                       $8,942,657     $11,223,818     $11,319,406     $10,134,370
Total Liabilities                  $1,202,302       1,237,062       1,554,030       2,144,048
Net Assets                         $7,740,355       9,986,756       9,765,376       7,990,322

Statements of Changes in Net Assets
 Data:
   Realized and Unrealized
   Gains(Losses) on
   Common stock                   $(2,666,885)    $   221,380     $ 1,668,498     $ 4,878,751
   Realized and Unrealized Gains
   on Preferred Stock                 244,108               0               0               0
   Dividends and Interest             709,005               0               0               0
   Increase in Estimated
     Costs to Liquidate              (574,500)              0               0               0
   Other Income                         1,871               0         106,556          19,309
   Income Tax Benefit                  40,000               0               0               0
   Changes in Net Assets           (2,246,401)        221,380       1,775,054       4,898,060

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

         As previously discussed, the Company sold substantially all of its assets to Insignia on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended December 31, 1998, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         The Company's net assets in liquidation were $7,740,355 at December 31, 1998 compared to $9,986,756 at December 31, 1997, representing a decrease in net assets of $2,246,401. This decrease is primarily attributable to unrealized losses on common stock of Insignia (the "Insignia Stock") held by the Company during 1998.

         Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. The Company's principal assets are Insignia common stock and Apartment Investment and Management Company ("AIMCO") cumulative preferred convertible Class E stock (the "AIMCO Stock"). The AIMCO Stock was obtained by the Company in its fourth quarter as a result of the merger of the residential property management operations of Insignia with AIMCO. The common stock of Insignia held by the Company at December 31, 1998 relates primarily to the commercial real estate services, residential brokerage and mortgage banking operations of Insignia which were spun-off by Insignia during 1998. The Company owned 306,575 shares of Insignia Stock at December 31, 1998 and 471,864 shares at December 31, 1997. The closing price per share of the Insignia Stock at December 31, 1998 and 1997, was $12.125 and $23, respectively. The Company recorded an unrealized loss on the Insignia Stock of $2,669,260 for the year ended December 31, 1998 compared to an unrealized gain of $235,932 for the year ended December 31, 1997. The Company also owned 122,054 shares of AIMCO Stock at December 31, 1998. The closing price per share of AIMCO Stock at December 31, 1998 was $37, and the Company recorded an unrealized gain on the AIMCO Stock of $244,108 for the year ended December 31, 1998. For financial reporting purposes, the Company adjusts its investment in stocks to market value at the end of each financial reporting period.

         At December 31, 1998, the Company has accrued a dividend receivable resulting from a one-time special dividend declared by AIMCO in December 1998 of $5.582 per share of its AIMCO cumulative preferred convertible Class E stock. There was no dividend receivable accrued at December 31, 1997 because the Company acquired the AIMCO Stock during the fourth quarter of 1998.

         The Company provided for estimated costs to liquidate in 1991 when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability. During the year ended December 31, 1998, a provision of $164,500 for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation. Additionally, as discussed below, $410,000 was provided during the year ended December 31, 1998 for the Company's settlement of a legal matter in March 1999.

         The Company was one of several defendants in a lawsuit named by Metropolitan Life Insurance Company ("MetLife"). In the action, MetLife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled during March, 1999. The Company provided $625,000 during the year ended December 31, 1998 due to the settlement of this matter, offset by a reduction in estimated legal fees of $215,000 to defend the lawsuit. See "Legal Proceedings".


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The Company's net assets in liquidation were $9,986,756 at December 31, 1997 compared to $9,765,376 at December 31, 1996, representing an increase in net assets of $221,380. This increase is primarily attributable to unrealized gains on Insignia Stock held by the Company during 1997.

         The Company owned 471,864 shares of Insignia Stock at December 31, 1997 and 494,864 shares of Insignia Stock at December 31, 1996, and the closing price per share on such dates was $23 and $22.50, respectively. The Company recorded an unrealized gain on the Insignia Stock of $235,932 for the year ended December 31, 1997 compared to $1,608,308 for the year ended December 31, 1996. For financial reporting purposes, the

Company adjusts its investment in stocks to market value at each financial reporting period.

         As previously discussed, the Company provided for estimated costs to liquidate in 1991 when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has no short-term or long-term debt facilities available. Cash used to pay the costs of winding up and liquidation comes primarily from proceeds on the sale of stock held by the Company.


YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information.

         The Company is in a state of liquidation and has been since 1991. The Company's accounting records consist primarily of manual accounting records; furthermore, the Company does not use any computer-based operating systems (other than basic word processing functions) to conduct any of its liquidation activities.

         The Company has no dependencies on vendors or third parties such that the Year 2000 could have any material adverse effect on the Company's activities. The Company does have significant investments (relative to the Company's financial statements) in AIMCO Stock and Insignia Stock, both of whose securities are traded on national exchanges. Accordingly, both AIMCO and Insignia disclose their Year 2000 Compliance progress in their respective filings on Form 10-K and Form 10-Q.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not invest in derivative financial instruments. However, at December 31, 1998, the Company had significant investments in the preferred convertible stock of Apartment Investment and Management Company ("AIMCO Stock") and in the common stock of Insignia Financial Group, Inc. ("Insignia Stock"). The Company has reflected these investments in its consolidated financial statements at fair value, as required by the liquidation basis of accounting. The fair value of the AIMCO Stock was $4,515,998 and the fair value of the Insignia Stock was $3,717,222 at December 31, 1998, based on closing market prices on national exchanges at that date. These investments are not held by the Company for trading purposes. These investments are subject to market fluctuations, and the Company believes that fluctuations in the value of these investments could have a material effect on the Company's financial condition and changes in financial condition.

         The Company does not face other types of market risk.

Item 8.  Financial Statements

         See pages F-1 through F-8 annexed hereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         William D. Richardson, age 59, is the sole director and President of the Company and has served the Company in these capacities since 1991. Mr. Richardson is an attorney in private practice and has been so for more than the past five years.

Item 11. Executive Compensation

         William D. Richardson, the sole director and President of the Company, received $60,000 from the Company during the year ended December 31, 1998 as compensation for his services and for the use of his business office by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 22, 1999, certain information with respect to (i) the persons known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock and (ii) the number of shares owned by the sole director and President of the Company. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the Company's Common Stock owned by them and beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of                Total Number of Shares           Percent of
Beneficial Owner                     Beneficially Owned               Class
-------------------                ----------------------           ----------

N. Barton Tuck, Jr.                      1,000,135                    10.4%
237 Providence Square
Greenville, SC 29615

Edmund B. Cronin, Jr.                      607,807                     6.3%
3040 Williams Drive
Fairfax, VA 22031

Charles C. Mickel Custodian,               523,123                     5.4%
Charles Clark Mickel, Jr.
714 Crescent Avenue
Greenville, SC 29601

William D. Richardson                       10,000                     *
201 Lavinia Avenue
Greenville, SC 29601

---------------------------

*        Less than 1%


Item 13. Certain Relationships and Related Transactions

         William D. Richardson, the sole director and President of the Company, received $60,000 from the Company during the year ended December 31, 1998 as compensation for his services and for the use of his business office by the Company.


                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2)  List of Financial Statements.

        See Table of Contents to Financial Statements set forth herein at page F-1.

(a)(3)  List of Exhibits.

27       Financial Data Schedule

U.S. SHELTER CORPORATION


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       Page(s)

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS (Liquidation Basis):
   Statements of Net Assets in Liquidation as of December 31,
     1998 and 1997                                                       F-3
   Statements of Changes in Net Assets in Liquidation for the
     Years Ended December 31, 1998, 1997 and 1996                        F-4
   Notes to Financial Statements                                      F-5 - F-8

INDEPENDENT AUDITORS' REPORT


To the Director and Shareholders of
  U.S. Shelter Corporation:

We have audited the accompanying statements of net assets in liquidation of U.S. Shelter Corporation (the "Company") as of December 31, 1998 and 1997, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the shareholders of the Company approved a plan of liquidation which was executed by the State of Delaware on November 27, 1991. As a result, the Company changed its basis of accounting from the going-concern basis to the liquidation basis effective November 27, 1991.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 1998 and 1997, and the changes in its net assets in liquidation for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

As discussed in notes 2 and 4 to the financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts that creditors agree to accept in settlement of the obligations due them may differ materially from the amounts shown in the accompanying financial statements.


Deloitte & Touche LLP
Greenville, South Carolina

March 11, 1999

U.S. SHELTER CORPORATION


STATEMENTS OF NET ASSETS IN LIQUIDATION
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                               1998             1997

INVESTMENT IN PREFERRED CONVERTIBLE CLASS E
  STOCK OF APARTMENT INVESTMENT AND
  MANAGEMENT COMPANY (NOTE 3)                     $4,515,998      $      --

INVESTMENT IN COMMON STOCK OF INSIGNIA
  FINANCIAL GROUP, INC. - NEW (NOTE 3)             3,717,222             --

INVESTMENT IN COMMON STOCK OF INSIGNIA
  FINANCIAL GROUP, INC. (NOTE 3)                        --         10,852,872

CASH AND CASH EQUIVALENTS                             28,132          370,946

DIVIDENDS RECEIVABLE (NOTE 3)                        681,305             --
                                                  ----------      -----------

TOTAL ASSETS                                       8,942,657       11,223,818
                                                  ----------      -----------


LIABILITIES

ESTIMATED COSTS DURING PERIOD OF LIQUIDATION
  AND ACCRUED LIABILITIES (NOTE 4)                   942,302          937,062

TAXES PAYABLE (NOTE 5)                               260,000          300,000
                                                  ----------      -----------

TOTAL LIABILITIES                                  1,202,302        1,237,062
                                                  ----------      -----------

NET ASSETS IN LIQUIDATION                         $7,740,355      $ 9,986,756
                                                  ==========      ===========

See notes to financial statements.

U.S. SHELTER CORPORATION


STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                 1998             1997              1996

NET ASSETS IN LIQUIDATION AS OF
  JANUARY 1                                                  $ 9,986,756       $ 9,765,376       $7,990,322
                                                             -----------       -----------       ----------

CHANGES DURING THE YEAR:
  Unrealized gain (loss) on common stock                      (2,669,260)          235,932        1,608,308
  Unrealized gain on preferred stock                             244,108              --               --
  Realized gain (loss) on sale of common stock                     2,375           (14,552)          60,190
  Dividends and interest earned                                  709,005              --               --
  Increase in estimated costs during period of
    liquidation and accrued liabilities (Notes 4 and 6)         (574,500)             --               --
  Other income                                                     1,871              --            106,556
  Federal income tax benefit                                      40,000              --               --
                                                             -----------       -----------       ----------


          Net changes during the year                         (2,246,401)          221,380        1,775,054
                                                             -----------       -----------       ----------

NET ASSETS IN LIQUIDATION AS OF
  DECEMBER 31                                                $ 7,740,355       $ 9,986,756       $9,765,376
                                                             ===========       ===========       ==========

See notes to financial statements.

U.S. SHELTER CORPORATION


NOTES TO FINANCIAL STATEMENTS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------



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

      Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court (the "Court"). These conditions are: (1) resolution of certain liabilities, including certain state and local taxes payable (see Note 5), or an amount is placed into an escrow account for settlement of such liabilities, and (2) any other matters required to be accomplished by the Court prior to the distribution. There were no distributions to shareholders under the plan of liquidation in the three years ended December 31, 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND USE OF ESTIMATES - As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the three years ended December 31, 1998 have been charged to the liability account, Estimated Costs During Period of Liquidation, that was initially established upon adoption of the liquidation basis of accounting. During the year ended December 31, 1998, a provision for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation and the settlement of certain litigation (see Note 6).

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

      CASH & CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.


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

      In October 1998, Insignia completed its merger with AIMCO, and on October 7, 1998, shareholders of Insignia Class A New common stock received AIMCO cumulative preferred convertible Class E shares in exchange for shares of Insignia Class A New common stock at a rate of approximately 0.262 AIMCO cumulative preferred convertible Class E shares per share of Insignia Class A New common stock. Accordingly, the Company received 122,054 shares of AIMCO preferred stock at that time.

      In November 1998, Holdings reassumed the original corporate name, Insignia Financial Group, Inc. Holdings shares also reassumed Insignia's original New York Stock Exchange trading symbol, IFS, and trading of the former Holdings' common shares under Insignia's original trading symbol commenced on November 2, 1998. The name and trading symbol of Holdings common stock changed at that time. The shares of the former Holdings common stock are included in the consolidated statements of net assets in liquidation at December 31, 1998 as "Insignia Financial Group, Inc. - New" common stock.

      The Company owned 306,575 shares of Insignia Financial Group, Inc. - New common stock and 471,864 shares of Insignia common stock at December 31, 1998 and 1997, respectively. The closing market price was $12.125 per share of Insignia Financial Group, Inc. - New common stock and $23 per share of Insignia common stock at December 31, 1998 and 1997, respectively.

      The Company owned 122,054 shares of AIMCO cumulative preferred convertible Class E stock at December 31, 1998. The closing market price of the preferred convertible stock was $37 per share at December 31, 1998.

      On December 21, 1998, AIMCO declared a one-time special dividend of $5.582 per share of its preferred convertible Class E stock. This dividend was payable on January 15, 1999 to the stockholders of record on December 31, 1998 and was accrued by the Company as a dividend receivable at December 31, 1998. Upon payment of this one-time special dividend, each share of the Series E cumulative preferred convertible stock automatically converted into one share of AIMCO Class A common stock. In addition to such one-time special dividend, the Company also was paid other dividends on the cumulative preferred convertible Class E stock of AIMCO.

      Realized and unrealized gains and losses are included in the accompanying consolidated statements of changes in net assets in liquidation.


4.    ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

      The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in settling certain remaining liabilities (see Note 5) and disposing of the remaining assets. The remaining estimated costs to liquidate at December 31, 1998 represent known liabilities and estimated legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. During the year ended December 31, 1998, a provision of $164,500 for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of the length of the remaining period until liquidation. Additionally, $410,000 was provided during the year ended December 31, 1998 for the Company's settlement of the Metlife litigation in March 1999 (see discussion in Note 6).


5.    TAXES PAYABLE

      Taxes payable consist of the following at December 31, 1998 and 1997:

                                          1998           1997

      Federal income taxes payable      $160,000       $200,000
      State and local taxes payable      100,000        100,000
                                        --------       --------

      Total                             $260,000       $300,000
                                        ========       ========

      The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investments.

      The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

      No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.2 million for Federal purposes and $14.9 million for state purposes at December 31, 1998. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.


6.    LITIGATION

      The Company was one of several defendants in a lawsuit filed by Metropolitan Life Insurance Company ("Metlife"). In the action, Metlife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, Metlife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled in March 1999. The Company's share of the settlement was $625,000. Such amount, net of a $215,000 reduction in estimated legal fees, was provided as additional Estimated Costs During Period of Liquidation at December 31, 1998 (see Note 4).


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



                                    ********

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                            U.S. SHELTER CORPORATION


                                         /s/ William D. Richardson
                                         ---------------------------
                                         William D. Richardson
                                         Sole Director and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


      Signature                      Title                      Date

/s/ William D. Richardson          Sole Director and
-------------------------          President*              March 30, 1999



--------------

*There are no officers of the registrant other than the President.

                               EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

27        Financial Data Schedule (for SEC use only)