Form 10-Q
period 1999-03-31
U S SHELTER CORP /DE/
filed 1999-05-13
CIK 728360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The registrant had 9,629,793 shares of Common Stock outstanding as of May 10, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. SHELTER CORPORATION

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                      March 31,     December 31,
                                                        1999            1998
                                                    (unaudited)          (1)
ASSETS

  Investment in common stock of
      Insignia Financial Group, Inc. -
      New (Note 3)                                  $4,311,364      $ 3,717,222
  Investment in common stock of
      Apartment Investment and
      Management Company (Note 3)                    3,989,458             --
  Investment in preferred convertible class E
      stock of Apartment Investment and
      Management Company (Note 3)                         --          4,515,998
  Cash and cash equivalents                            564,788           28,132
  Dividends receivable (Note 3)                           --            681,305
                                                    ----------      -----------
          Total Assets                               8,865,610        8,942,657
                                                    ----------      -----------


LIABILITIES

  Estimated costs during period of liquidation
      and accrued liabilities (Note 4)                 263,354          942,302
  Taxes payable (Note 5)                               260,000          260,000
                                                    ----------      -----------
          Total Liabilities                            523,354        1,202,302
                                                    ----------      -----------

NET ASSETS IN LIQUIDATION                           $8,342,256      $ 7,740,355
                                                    ==========      ===========

(1) Derived from audited financial statements as of and for the year ended December 31, 1998.

See notes to unaudited condensed financial statements.

U.S.SHELTER CORPORATION

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                     1999                1998
Net Assets in Liquidation as of January 1        $7,740,355         $ 9,986,756
                                                 ----------         -----------
Changes during the period:

    Unrealized gain on common stock                 559,750             943,728

    Unrealized loss on preferred stock              (53,399)               --

    Realized gain on sale of common stock            13,631                --

    Dividends and interest earned                    81,919                --

    Federal income tax expense                         --               (20,000)
                                                 ----------         -----------

      Net changes during the period                 601,901             923,728
                                                 ----------         -----------

Net Assets in Liquidation as of March 31         $8,342,256         $10,910,484
                                                 ==========         ===========

See notes to unaudited condensed financial statements.

U.S. SHELTER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (LIQUIDATION BASIS)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

      Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court (the "Court"). These conditions are: (1) resolution of certain liabilities, including certain state and local taxes payable (see Note 5), or an amount is placed into an escrow account for settlement of such liabilities, and
      (2) any other matters required to be accomplished by the Court prior to the distribution. There were no distributions to shareholders under the plan of liquidation in the three months ended March 31, 1999 and 1998, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Use of Estimates - As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the three months ended March 31, 1999 and 1998, respectively, have been charged to the liability account, Estimated Costs During Period of Liquidation, that was initially established upon adoption of the liquidation basis of accounting. During the three months ended September 30, 1998, a provision of $164,500 for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment, at that time, of the length of the remaining period until liquidation. A provision of $410,000 related to settlement of certain litigation was provided during the three months ended
      December 31, 1998 (see Note 6).

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

      The interim financial data as of and for the three months ended March 31, 1999 and 1998, are unaudited and are presented on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal, recurring nature) necessary for a fair presentation have been included. The December 31, 1998 financial information was derived from audited financial statements, but excludes certain disclosures included in the Company's audit report.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, as well as the other information included in the Company's annual report filed on Form 10-K. The statements of changes in net assets in liquidation for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1999 or any other interim period.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

      In November 1998, Holdings reassumed the original corporate name, Insignia Financial Group, Inc. Holdings shares also reassumed Insignia's original New York Stock Exchange trading symbol, IFS, and trading of the former Holdings' common shares under Insignia's original trading symbol commenced on November 2, 1998. The name and trading symbol of Holdings common stock changed at that time. The shares of the former Holdings common stock are included in the statements of net assets in liquidation at March 31, 1999 and December 31, 1998 as "Insignia Financial Group, Inc. New" common stock.

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

      The Company owned 306,575 shares of Insignia Financial Group, Inc. - New common at March 31, 1999 and December 31, 1998. The closing market price was $14.063 and $12.125 per share at March 31, 1999 and December 31, 1998, respectively.

      The Company owned 110,054 shares of AIMCO Class A common stock at March 31, 1999 and 122,054 shares of AIMCO cumulative preferred convertible Class E stock at December 31, 1998. The closing market price of the AIMCO Class A common stock was $36.25 per share at March 31, 1999 and the closing market price of the AIMCO cumulative preferred convertible Class E stock was $37 per share at December 31, 1998.

      Realized and unrealized gains and losses are included in the accompanying statements of changes in net assets in liquidation.

4.    ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

      The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in settling certain remaining liabilities (see Note 5) and disposing of the remaining assets. The remaining estimated costs to liquidate at March 31, 1999 and December 31, 1998, represent known liabilities and estimated legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. During the three months ended September 30, 1998, a provision of $164,500 for additional estimated costs during the period of liquidation was recorded due to the Company's reassessment, at that time, of the length of the remaining period until liquidation. Additionally, $410,000 was provided during the three months ended December 31, 1998 for the Company's settlement of the Metlife litigation in March 1999 (see discussion in Note
      6).

5.    TAXES PAYABLE

      Taxes payable consist of the following:

                                            March 31,            December 31,
                                              1999                   1998
                                        ----------------      -----------------
Federal income taxes payable               $ 160,000              $ 160,000
State and local taxes payable                100,000                100,000
                                        ----------------      -----------------
                                           $ 260,000              $ 260,000
                                        ================      =================

      The Federal income taxes payable, as described below, represent estimated alternative minimum income taxes payable upon the sale of the Company's investments.

      The state and local taxes payable represent the Company's estimate of state and local taxes claimed in prior years by various state and local taxing authorities.

      No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.2 million for Federal purposes and $14.9 million for state purposes at both March 31, 1999 and December 31, 1998. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.

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

7.    COMMON STOCK OF THE COMPANY

      As described in Note 1, the Company has adopted the liquidation basis of accounting. Accordingly, the presentation of per share data in the accompanying statements of changes in net assets in liquidation has been omitted.

      For all periods presented, the Company had 20,000,000 authorized shares of common stock, $1 par value and 9,629,793 shares of common stock issued and outstanding.

                                    ********

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's financial statements and the notes thereto.

         The Company sold substantially all of its assets to Insignia Financial Group, Inc. on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended March 31, 1999, the Company's activities have been limited to continuing its winding up and liquidation.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

         The Company's net assets in liquidation were $8,342,256 at March 31, 1999, compared to $7,740,355 at December 31, 1998, representing an increase in net assets in liquidation of $601,901 during the three month period. This is primarily attributable to unrealized gains on the Company's investment in common stock of Insignia Financial Group, Inc. - New (the "Insignia Stock") during the three months ended March 31, 1999.

         Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. For financial reporting purposes, the Company adjusts its investment in stocks to market value at the end of each financial reporting period. At March 31, 1999, the Company's principal assets are the Insignia Stock and Apartment Investment and Management Company Class A common stock (the "AIMCO Stock"). The AIMCO Stock, formerly AIMCO cumulative convertible Class E preferred stock until its conversion to Class A common stock during January 1999, was obtained by the Company in October 1998 as a result of the merger of the residential property management operations of Insignia with AIMCO.

         The common stock of Insignia held by the Company at March 31, 1999 relates primarily to the commercial real estate services brokerage and mortgage banking operations of Insignia which were spun-off by Insignia during late 1998. The Company owned 306,575 shares of the Insignia Stock at March 31, 1999 and December 31, 1998. The closing price per share of the Insignia Stock at March 31, 1999 and December 31, 1998 was $14.063 and $12.125, respectively. The Company recorded an unrealized gain on the Insignia Stock of $594,142 for the three months ended March 31, 1999 compared to an unrealized gain on Insignia Stock of $943,728 for the three months ended March 31, 1998, due primarily to market fluctuations in the price of the Insignia Stock.

         At the date of the conversion of the AIMCO cumulative convertible Class E preferred stock during January 1999, the Company received an equivalent number of shares of AIMCO Common Class A Stock. The Company recorded an unrealized loss on preferred stock of $53,399 at that time. After the conversion into common stock, the Company sold 12,000 shares of the AIMCO Stock in order to pay a legal settlement during the three month period (see further discussion regarding settlement below). The Company owned 110,054 shares of the AIMCO Stock at March 31, 1999. The Company recorded an unrealized loss on AIMCO common stock of $34,392 from the date of conversion through March 31, 1999.

         The Company earns dividends on its investment in AIMCO Stock, which is reflected in the three months ended March 31, 1999. No dividends were earned by the Company in the three months ended March 31, 1998, as the Company's investment in AIMCO began in the fourth quarter of 1998.

         The Company provided for estimated costs to liquidate effective beginning in fiscal year 1991, when the Company changed its basis of accounting from a going-concern basis to the liquidation basis. Accordingly, estimated costs through the liquidation period were provided at that time and all costs since then have been charged against such liability. During the three months ended September 30, 1998, a provision for $164,500 of additional estimated costs during the period of liquidation was recorded due to the Company's reassessment, at that time, of the length of the remaining period until liquidation.

         The Company was one of several defendants in a lawsuit named by Metropolitan Life Insurance Company ("MetLife"). In the action, MetLife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled during March 1999. The Company provided $625,000 during the three months ended December 31, 1998 due to the settlement of this matter, offset by a reduction in estimated legal fees of $215,000 to defend the lawsuit. See "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

         The Company has no short-term or long-term debt facilities available. Cash used to pay the costs of winding up and liquidation comes primarily from proceeds on the sale of investments held by the Company.

YEAR 2000 COMPLIANCE

         The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not invest in derivative financial instruments. However, at March 31, 1999, the Company had significant investments in the Class A common stock of Apartment Investment and Management Company ("AIMCO Stock") and in the common stock of Insignia Financial Group, Inc. ("Insignia Stock"). The Company has reflected these investments in its financial statements at fair value, as required by the liquidation basis of accounting. The fair value of the AIMCO Stock was $3,989,458 and the fair value of the Insignia Stock was $4,311,364 at March 31, 1999, based on closing market prices on national exchanges at that date. These investments are not held by the Company for trading purposes. These investments are subject to market fluctuations, however, and the Company believes fluctuations in the value of these investments could have a material effect on the Company's financial condition and changes in financial condition.

         The Company does not face other types of market risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was one of several defendants in a lawsuit filed by Metropolitan Life Insurance Company ("MetLife"). In the action, MetLife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled in March 1999. The Company's share of the settlement was $625,000. Such amount, net of a $215,000 reduction in estimated legal fees, was provided as additional Estimated Costs During Period of Liquidation at December 31, 1998 (see Note 4 to the financial statements).

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      List of Exhibits.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 1999.


                                        U.S. SHELTER CORPORATION


                                        By:  /s/ William D. Richardson
                                             ----------------------------------
                                                 William D. Richardson
                                                 Sole Director and President*

*  There are no officers of the registrant other than the President.