Form 10-Q
period 1999-06-30
U S SHELTER CORP /DE/
filed 1999-08-16
CIK 728360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The registrant had 9,629,793 shares of Common Stock outstanding as of August 12, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


U.S. SHELTER CORPORATION

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                 June 30,            December 31,
                                                                   1999                  1998
                                                               (unaudited)                (1)
ASSETS
  Investment in common stock of
      Insignia Financial Group, Inc. - New (Note 3)            $3,219,038            $3,717,222
  Investment in common stock of
      Apartment Investment and
      Management Company (Note 3)                               4,704,809                  --
  Investment in preferred convertible class E
      stock of Apartment Investment and
      Management Company (Note 3)                                    --               4,515,998
  Cash and cash equivalents                                       491,019                28,132
  Dividends receivable (Note 3)                                      --                 681,305
                                                               ----------            ----------
          Total Assets                                          8,414,866             8,942,657
                                                               ----------            ----------


LIABILITIES

  Estimated costs during period of liquidation
      and accrued liabilities (Note 4)                            368,842               942,302
  Taxes payable (Note 5)                                          153,000               260,000
                                                               ----------            ----------
          Total Liabilities                                       521,842             1,202,302
                                                               ----------            ----------


NET ASSETS IN LIQUIDATION                                      $7,893,024            $7,740,355
                                                               ==========            ==========


(1) Derived from audited financial statements as of and for the year ended December 31, 1998.



See notes to unaudited condensed financial statements.

U.S. SHELTER CORPORATION

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                               1999                    1998

Net Assets in Liquidation as of April 1                   $  8,342,256             $ 10,910,484
                                                          ------------             ------------

Changes during the period:

    Unrealized loss on common stock                           (376,976)                (234,432)

    Realized loss on sale of common stock                         --                       (871)

    Increase in estimated costs during period                 (153,000)                    --
        of liquidation and accrued liabilities

    Dividends and interest earned                               73,744                     --

    Federal income tax benefit                                   7,000                     --
                                                          ------------             ------------

    Net changes during the period                             (449,232)                (235,303)
                                                          ------------             ------------

Net Assets in Liquidation as of June 30                   $  7,893,024             $ 10,675,181
                                                          ============             ============

See notes to unaudited condensed financial statements.

U.S. SHELTER CORPORATION

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     1999                    1998

Net Assets in Liquidation as of January 1                       $  7,740,355             $  9,986,756
                                                                ------------             ------------

Changes during the period:

    Unrealized gain on common stock                                  182,774                  709,296

    Unrealized loss on preferred stock                               (53,399)                    --

    Realized gain (loss) on sale of common stock                      13,631                     (871)

    Increase in estimated costs during the period of                (153,000)                    --
      liquidation and accrued liabilities

    Dividends and interest earned                                    155,663                     --

    Federal income tax benefit (expense)                               7,000                  (20,000)
                                                                ------------             ------------

    Net changes during the period                                    152,669                  688,425
                                                                ------------             ------------

Net Assets in Liquidation as of June 30                         $  7,893,024             $ 10,675,181
                                                                ============             ============



See notes to unaudited condensed financial statements.

U.S. SHELTER CORPORATION


NOTES TO CONDENSED FINANCIAL STATEMENTS (LIQUIDATION BASIS)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

      Subsequent to commencement of dissolution, the Company's activities have involved winding up the Company's affairs, including the defense and settlement of various claims against the Company. The Company commenced liquidation activities in 1991 and management will attempt to implement a distribution to shareholders subject to the following conditions being met, and subject to the approval of the Delaware Chancery Court (the "Court"). These conditions are: (1) finalizing an agreement with a law firm for defense and indemnification of certain liabilities (see Note 4), and (2) any other matters required to be accomplished by the Court prior to the distribution. It is the Company's intention to complete the liquidation during the third quarter of fiscal 1999. There were no distributions to shareholders under the plan of liquidation in the six months ended June 30, 1999 and 1998, respectively.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND USE OF ESTIMATES - As a result of the dissolution of the Company commenced on November 27, 1991, the Company changed its basis of accounting from a going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs through the liquidation are provided to the extent reasonably determinable. All costs incurred in the six months ended June 30, 1999 and 1998, respectively, have been charged to the liability account, Estimated Costs During Period of Liquidation, that was initially established upon adoption of the liquidation basis of accounting. During the three months ended June 30,

      1999 a net provision of $153,000 for net additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of estimated costs to liquidate.

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

      The interim financial data as of and for the six months ended June 30, 1999 and 1998 are unaudited and are presented on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal, recurring nature) necessary for a fair presentation have been included. The December 31, 1998 financial information was derived from audited financial statements, but excludes certain disclosures included in the Company's audit report.

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

      In November 1998, Holdings reassumed the original corporate name, Insignia Financial Group, Inc. Holdings shares also reassumed Insignia's original New York Stock Exchange trading symbol, IFS, and trading of the former Holdings' common shares under Insignia's original trading symbol commenced on

      November 2, 1998. The name and trading symbol of Holdings common stock changed at that time. The shares of the former Holdings common stock are included in the statements of net assets in liquidation at June 30, 1999 and December 31, 1998 as "Insignia Financial Group, Inc. - New" common stock.

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

      The Company owned 306,575 shares of Insignia Financial Group, Inc. - New common at June 30, 1999 and December 31, 1998. The closing market price was $10.50 and $12.125 per share at June 30, 1999 and December 31, 1998, respectively.

      The Company owned 110,054 shares of AIMCO Class A common stock at June 30, 1999 and 122,054 shares of AIMCO cumulative preferred convertible Class E stock at December 31, 1998. The closing market price of the AIMCO Class A common stock was $42.75 per share at June 30, 1999 and the closing market price of the AIMCO cumulative preferred convertible Class E stock was $37 per share at December 31, 1998.

      Realized and unrealized gains and losses are included in the accompanying statements of changes in net assets in liquidation.


4.    ESTIMATED COSTS DURING PERIOD OF LIQUIDATION AND ACCRUED LIABILITIES

      The Company commenced liquidation activities in 1991 and provided an estimate of the costs to liquidate the Company at that time. The actual amount of this liability may vary significantly depending on the length of time required to complete the plan of liquidation and complexities which may arise in disposing of the remaining assets. The remaining estimated costs to liquidate at June 30, 1999 and December 31, 1998, represent known liabilities and estimated legal, accounting, and other fees necessary to liquidate and distribute the remaining assets, if any, of the Company. During the three months ended June 30, 1999 a net provision of $153,000 for net additional estimated costs during the period of liquidation was recorded due to the Company's reassessment of estimated costs to liquidate.

      Included in the estimated costs to liquidate at June 30, 1999 is an accrual for $175,000 which represents the cost of a proposed agreement between the Company and a law firm whereby the law firm would agree to defend the Company and to indemnify the Company from and against claims or other costs arising after distribution of the remaining net assets to the Company's shareholders (the "Proposed Defense and Indemnification Agreement"). The terms of the Proposed Defense and Indemnification Agreement would expire on December 31, 2003. Management expects that the Proposed Defense and Indemnification Agreement will be finalized during the third quarter of fiscal 1999. Members of the law firm, which is a party to the proposed agreement, are also shareholders in the Company.

5.    TAXES PAYABLE

      Taxes payable consist of the following:

                                               June 30,          December 31,
                                                 1999                1998
                                               --------            --------
      Federal income taxes payable             $153,000            $160,000
      State and local taxes payable                --               100,000
                                               --------            --------
                                               $153,000            $260,000
                                               ========            ========


      The Federal income taxes payable, as described below, represents estimated alternative minimum income taxes payable upon the sale of the Company's investments.

      The resolution of certain state and local taxes claimed in prior years by various state and local taxing authorities is expected by management to be assumed by a law firm in accordance with the terms of the Proposed Defense and Indemnification Agreement discussed in Note 4. Accordingly, the liability for such claims was reduced to zero at June 30, 1999.

      No other taxes have been provided for Federal and state income tax purposes due to the availability of net operating loss carryforwards of approximately $15.2 million for Federal purposes and $14.9 million for state purposes at both June 30, 1999 and December 31, 1998. These net operating loss carryforwards are available to offset future income, with certain limitations, and begin to expire in 2003. Alternative minimum income taxes are expected to be payable under the alternative minimum income tax provisions of the Internal Revenue Code because only a portion of the Federal net operating loss carryforwards can be utilized to offset alternative minimum taxable income. Although the payment of Federal alternative minimum income tax usually gives rise to a credit against future regular Federal income tax liabilities, the liquidation position of the Company makes it unlikely that any deferred tax asset created by the payment of the alternative minimum income tax will ever be realized. Therefore, the Company has not recorded a deferred tax asset related to the payment of Federal alternative minimum tax.


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

         The Company sold substantially all of its assets to Insignia Financial Group, Inc. on December 31, 1990, and on November 27, 1991 filed a Certificate of Dissolution with the Delaware Secretary of State. As a result, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended June 30, 1999, the Company's activities have been limited to continuing its winding up and liquidation. Management believes that the liquidation of the Company will be finalized during the third quarter of fiscal 1999.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The Company's net assets in liquidation were $7,893,024 at June 30, 1999, compared to $7,740,355 at December 31, 1998, representing an increase in net assets in liquidation of $152,669 during the six month period. This is primarily attributable to dividends received from the Apartment Investment and Management Company Class A common stock (the "AIMCO Stock") during the six months ended June 30, 1999 and unrealized gains on the Company's investment in common stock.

         Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. For financial reporting purposes, the Company adjusts its investment in stocks to market value at the end of each financial reporting period. At June 30, 1999, the Company's principal assets are the Insignia Stock and the AIMCO Stock. The AIMCO Stock, formerly AIMCO cumulative convertible Class E preferred stock until its conversion to Class A common stock during January 1999, was obtained by the Company in October 1998 as a result of the merger of the residential property management operations of Insignia with AIMCO.

         The common stock of Insignia held by the Company at June 30, 1999 relates primarily to the commercial real estate services brokerage and mortgage banking operations of Insignia which were spun-off by Insignia during late 1998. The Company owned 306,575 shares of the Insignia Stock at June 30, 1999 and December 31, 1998. The closing price per share of the Insignia Stock at June 30, 1999 and December 31, 1998 was $10.50 and $12.12, respectively. The Company recorded an unrealized loss on the Insignia Stock of $498,184 for the six months ended June 30, 1999 compared to an unrealized gain on Insignia Stock of $709,296 for the six months ended June 30, 1998 due primarily to market fluctuations in the price of the Insignia Stock.

         At the date of the conversion of the AIMCO cumulative convertible Class E preferred stock during January 1999, the Company received an equivalent number of shares of AIMCO Common Class A Stock. The Company recorded an unrealized loss on preferred stock of $53,399 at that time. After the conversion into common stock, the Company sold 12,000 shares of the AIMCO Stock in order to pay a legal settlement during the six month period ended June 30, 1999 (see further discussion regarding settlement below). The Company owned 110,054 shares of the AIMCO Stock at June 30, 1999. The Company recorded an unrealized gain on AIMCO common stock of $680,959 from the date of conversion through June 30, 1999.

         The Company earns dividends on its investment in AIMCO Stock, which is reflected in the six months ended June 30, 1999. No dividends were earned by the Company in the six months ended June 30, 1998 as the Company's investment in AIMCO began in the fourth quarter of 1998.

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

         During the six months ended June 30, 1999, the Company recorded a net provision of $153,000 for net additional estimated costs during the period of liquidation due to the Company's reassessment of those costs.


QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         The Company's net assets in liquidation were $7,893,024 at June 30, 1999, compared to $8,342,256 at March 31, 1999, representing a decrease in net assets in liquidation of $449,232 during the three month period. This is primarily attributable to unrealized losses on the Company's investment in common stock during the three months ended June 30, 1999.

         Realized and unrealized gains and losses on investment securities are included in determining net assets under the liquidation basis of accounting. For financial reporting purposes, the Company adjusts its investment in stocks to market value at the end of each financial reporting period. At June 30, 1999, the Company's principal assets are common stock of Insignia Financial Group, Inc
- New (the "Insignia Stock") and Apartment Investment and Management Company Class A common stock (the "AIMCO Stock"). The AIMCO Stock, formerly AIMCO cumulative convertible Class E preferred stock until its conversion to Class A common stock during January 1999, was obtained by the Company in October 1998 as a result of the merger of the residential property management operations of Insignia with AIMCO.

         The common stock of Insignia held by the Company at June 30, 1999 relates primarily to the commercial real estate services brokerage and mortgage banking operations of Insignia which were spun-off by Insignia during late 1998. The Company owned 306,575 shares of the Insignia Stock at June 30, 1999 and March 31, 1999. The closing price per share of the Insignia Stock at June 30, 1999 and March 31, 1999 was $10.50 and $14.06, respectively. The Company recorded an unrealized loss on the Insignia Stock of $1,092,327 for the three months ended June 30, 1999 compared to an unrealized loss on Insignia Stock of $234,432 for the three months ended June 30, 1998, due primarily to market fluctuations in the price of the Insignia Stock.

         At the date of the conversion of the AIMCO cumulative convertible Class E preferred stock during January 1999, the Company received an equivalent number of shares of AIMCO Common Class A Stock. The Company recorded an unrealized loss on preferred stock of $53,399 at that time. After the conversion into common stock, the Company sold 12,000 shares of the AIMCO Stock in order to pay a legal settlement during the three month period ended March 31, 1999 (see further discussion regarding settlement below). The Company owned 110,054 shares of the AIMCO Stock at March 31, 1999 and June 30, 1999. The Company recorded an unrealized gain on AIMCO common stock of $715,351 for the quarter ended June 30, 1999.

         The Company earns dividends on its investment in AIMCO Stock, which is reflected in the three months ended June 30, 1999. No dividends were earned by the Company in the three months ended June 30, 1998 as the Company's investment in AIMCO began in the fourth quarter of 1998.

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

         During the three months ended June 30, 1999, the Company recorded a net provision of $153,000 for net additional estimated costs during the period of liquidation due to the Company's reassessment of those costs.


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

         The Company is in a state of liquidation and management expects that the Company will be liquidated during the third quarter of fiscal 1999. The Company's accounting records consist primarily of manual accounting records; furthermore, the Company does not use any computer-based operating systems (other than basic word processing functions) to conduct any of its liquidation activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not invest in derivative financial instruments. However, at June 30, 1999, the Company had significant investments in the Class A common stock of Apartment Investment and Management Company ("AIMCO Stock") and in the common stock of Insignia Financial Group, Inc.

("Insignia Stock"). The Company has reflected these investments in its financial statements at fair value, as required by the liquidation basis of accounting. The fair value of the AIMCO Stock was $4,704,809 and the fair value of the Insignia stock was $3,219,038 at June 30, 1999, based on closing market prices on national exchanges at that date. These investments are not held by the Company for trading purposes. These investments are subject to market fluctuations, however, and the Company believes fluctuations in the value of these investments could have a material effect on the Company's financial condition and changes in financial condition.

      The Company does not face other types of market risk.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company was one of several defendants in a lawsuit filed by Metropolitan Life Insurance Company ("MetLife"). In the action, MetLife sought damages for siding installed on apartment buildings it owns in West Palm Beach, Florida. According to the complaint, MetLife purchased the property from the Company in 1989 and claimed breach of warranty against the Company based on allegedly defective work and improper materials. The action was filed in July 1996 and was settled in March 1999. The Company's share of the settlement was $625,000. Such amount, net of a $215,000 reduction in estimated legal fees, was provided as additional Estimated Costs During Period of Liquidation at December 31, 1998.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1999.

                            U.S. SHELTER CORPORATION


                            By: /s/  William D. Richardson
                                ---------------------------------------
                                     William D. Richardson
                                     Sole Director and President*


*  There are no officers of the registrant other than the President.